Form 10-Q
period 2026-03-31
Canary Litecoin ETF
filed 2026-05-13
CIK 2039461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant had 470,000 shares outstanding as of May 12, 2026.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.

Financial Statements

Statements of Assets and Liabilities (unaudited)

Schedules of Investments (unaudited)

Statement of Operations (unaudited)

Statement of Changes in Net Assets (unaudited)

Notes to the Financial Statements (unaudited)

		1 1 2 4 5 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANARY LITECOIN ETF

Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments in Litecoin, at value (Note 2)	$6,221,839	$6,966,111
Total Assets	$6,221,839	$6,966,111

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$5,183	$6,004
Total Liabilities	5,183	6,004
NET ASSETS	$6,216,656	$6,960,107

NET ASSETS CONSIST OF:
Paid-in capital	$10,738,775	$8,815,984
Total distributable earnings (accumulated deficit)	(4,522,119)	(1,855,877)
Net Assets	$6,216,656	$6,960,107

Net Asset Value (unlimited shares authorized):
Unlimited shares authorized:
Net Assets	$6,216,656	$6,960,107
Shares Outstanding^	470,000	370,000
Net Asset Value, Offering and Redemption Price per Share	$13.23	$18.81

Investments in securities, at cost	$10,182,602	$8,808,759

^	No Par Value.

See accompanying notes to financial statements.

CANARY LITECOIN ETF

Schedule of Investment

March 31, 2026 (Unaudited)

Investments - 100.1%	Quantity	Fair Value
Crypto Currency - 100.1%
Litecoin	115,005	$6,221,839
TOTAL CRYPTO CURRENCY (Cost $10,182,602)	115,005	6,221,839
TOTAL INVESTMENTS - 100.1% (Cost $10,182,602)		6,221,839
Liabilities in Excess of Other Assets - (0.1)%		(5,183)
TOTAL NET ASSETS - 100.0%		$6,216,656

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

CANARY LITECOIN ETF

Statement of Operations

For the Quarter Ended March 31, 2026 (Unaudited)*
Expenses:
Sponsor fees (Note 3)	$16,480
Total Expenses	16,480
Sponsor fees waived (Note 3)	—
Net Expenses	16,480
Net Investment income (loss)	$(16,480)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS

Net realized gain (loss) on:
Investments in crypto currency	$(531,647)
Net change in unrealized appreciation (depreciation) of:
Investments in crypto currency	(2,118,115)
Net realized and unrealized gain (loss) on investments	(2,649,762)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,666,242)

*	No comparative financial statements have been provided as the initial share purchase date of the Trust was October 27, 2025.

See accompanying notes to financial statements.

CANARY LITECOIN ETF

Statement of Changes in Net Assets

For the Quarter Ended March 31, 2026 (Unaudited)*
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$(16,480)
Net realized gain (loss) on investments	(531,647)
Net change in unrealized appreciation (depreciation) of investments	(2,118,115)
Net increase (decrease) in net assets resulting from operations	(2,666,242)

CAPITAL SHARE TRANSACTIONS
Shares sold	2,646,019
Shares redeemed	(723,228)
Net increase (decrease) in net assets from capital share transactions	1,922,791
Total increase (decrease) in net assets	(743,451)

NET ASSETS
Beginning of Period	6,960,107
End of Period	$6,216,656

*	No comparative financial statements have been provided as the initial share purchase date of the Trust was October 27, 2025.

See accompanying notes to financial statements.

Canary Litecoin ETF

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2026 (Unaudited)

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

On September 22, 2025 (the “Seeding Date”), Charlie Lee (the “Seed Capital Investor”) purchased 40,000 Shares of the Trust at a per Share price of $25 (the “Seed Shares”). The proceeds to the Trust from the sale of the Seed Shares were $1,000,000. Upon inception of the Trust on October 27, 2025, the Trust purchased $1,000,000 in LTC with the proceeds of the Seed Shares and issued the 40,000 Seed Shares to the Seed Capital Investor.

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

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest-bearing, non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Investment Income

The Trust purchases LTC upon the creation of Shares and sells LTC upon the redemption of Shares. Transactions are recorded on a trade date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized gains (losses) occurred.

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

The following table presents information about the Trust’s assets measured at fair value:

	Level 1	Level 2	Level 3	Total
March 31, 2026 (Unaudited)
Assets
Investment in LTC	$6,221,839	$—	$—	$6,221,839
December 31, 2025
Assets
Investment in LTC	$6,966,111	$—	$—	$6,966,111

There were no transfers between levels for the quarter ended March 31, 2026 or for the period ended December 31, 2025.

The following tables summarize activity in LTC for the quarter ended March 31, 2026 and for the period from October 27, 2025 (initial share purchase date) to December 31, 2025:

	Quantity	Fair Value
Beginning balance as of January 1, 2026	90,747	$6,966,111
LTC purchased	7,351	528,742
LTC sold for the redemption of Shares	(12,239)	(723,230)
LTC contributed in-kind for the creation of Shares	29,396	2,117,429
LTC distributed in-kind for the redemption of Shares	—	—
LTC transferred to pay the Sponsor fee	(250)	(17,451)
Net change in unrealized appreciation (depreciation) in LTC	—	(2,118,115)
Net realized gain (loss) on investment in LTC transferred to pay Sponsor fee	—	(10,934)
Net realized gain (loss) on investment in LTC sold for redemptions	—	(520,713)
Ending balance as of March 31, 2026 (Unaudited)	115,005	$6,221,839

	Quantity	Fair Value
Beginning balance as of October 27, 2025	—	$—
LTC purchased	58,941	5,706,944
LTC sold for the redemption of Shares	—	—
LTC contributed in-kind for the creation of Shares	31,885	3,111,391
LTC distributed in-kind for the redemption of Shares	—	—
LTC transferred to pay the Sponsor fee	(79)	(6,966)
Net change in unrealized appreciation (depreciation) in LTC	—	(1,842,648)
Net realized gain (loss) on investment in LTC transferred to pay Sponsor fee	—	(2,610)
Ending balance as of December 31, 2025	90,747	$6,966,111

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

Only Authorized Participants may place orders to create and redeem baskets through the Transfer Agent. The Transfer Agent coordinates with the Trust’s custodians to facilitate settlement of the Shares.

Share activity for the quarter ended March 31, 2026 was as follows:

	Quarter Ended March 31, 2026 (Unaudited)(a)
	Number of Shares	Value of Shares
Creations	150,000	$2,646,019
Redemptions	(50,000)	(723,228)
Net change in Shares created and redeemed	100,000	$1,922,791

(a)	No comparative periods have been presented as the initial share purchase date of the Trust was October 27, 2025.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the quarter ended March 31, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Quarter Ended March 31, 2026 (Unaudited)*
Net Asset Value, Beginning of Period	$18.81
Net Investment Income (Loss)(a)	(0.04)
Net Realized and Unrealized Gain (Loss) on Investments(b)	(5.54)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(5.58)
Net Asset Value, End of Period	$13.23
Market Value Per Share(c)	$13.19
Total Return at Net Asset Value(d)	-29.67%
Total Return at Market Value(c)(d)	-29.73%

Ratios to Average Net Assets:(e)
Expense Ratio	0.95%
Net Investment Loss	-0.95%

*	No comparative financial highlights have been presented as the initial share purchase date of the Trust was October 27, 2025.

(a)	Net investment loss per share represents net investment loss divided by the daily average shares of beneficial interest outstanding during the period.
(b)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(c)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.
(d)	Not annualized.
(e)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust’s operations are supported by its Sponsor. As of March 31, 2026, the Sponsor did not own any Shares of the Trust.

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

8.	Concentration Risk

Substantially all of the Trust’s assets are holdings of LTC, which creates a concentration risk associated with fluctuations in the price of LTC. Accordingly, a decline in the price of LTC will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of LTC include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

9.	Subsequent Events

The Sponsor has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, no adjustments or disclosures to the financial statements were required

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

● the special considerations discussed in this Quarterly Report;

● general economic, market and business conditions;

● technology developments regarding the use of Litecoin and other digital assets, including the systems used by the Sponsor and the Trust’s custodians in their provision of services to the Trust;

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

Overview of the Trust

The Trust is an exchange-traded fund that issues Shares that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of LTC held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of LTC. In seeking to achieve its investment objective, the Trust holds LTC and establishes its NAV on each business day by reference to the Pricing Benchmark. The Pricing Benchmark is calculated by the Benchmark Provider based on a 60-minute time-weighted average price of the Underlying Index, which is an aggregation of executed trade flow of Constituent Platforms. The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

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

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of LTC in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. The Trust does not bear any costs associated with the transfer or sale of LTC to pay the Sponsor Fee. To the extent the Trust incurs any Extraordinary Expenses, the Trust will bear the costs of any transfers or sales of LTC to pay such expenses. The Trust seeks to transfer LTC at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in LTC, the amount of LTC transferred or sold may vary from time to time depending on the actual sales price of LTC relative to the Trust’s expenses and liabilities (e.g., if the price of LTC falls, the amount of LTC needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell LTC, the Trust may do so through a third-party digital asset broker or dealer. When the Trust buys or sells LTC, the Sponsor seeks quotes from its LTC trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor selects third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Results of Operations for the Three Months Ended March 31, 2026*

The Trust’s net asset value decreased from $6,960,107 at December 31, 2025, to $6,216,656 at March 31, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 370,000 at December 31, 2025, to 470,000 at March 31, 2026, as a result of 150,000 Shares being created and 50,000 Shares being redeemed during the quarter, and a decrease in the value of LTC, which depreciated -29.52% from $76.76 at December 31, 2025, to $54.10 at March 31, 2026.

The net asset value per Share decreased -29.67% from $18.81 at December 31, 2025, to $13.23 at March 31, 2026.

The net asset value per Share of $20.59 at January 5, 2026 was the highest during the quarter, compared with a low of $12.55 at February 23, 2026.

The decrease in net assets from operations for the quarter ended March 31, 2026, was $(2,666,242), resulting from a decrease in unrealized gain on the Trust’s LTC investment of $(2,118,115), realized losses on the disposition of LTC of $(531,647), and Sponsor Fees incurred of $16,480.

*  No comparative periods have been presented as the initial share purchase date of the Trust was October 27, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 4 Baskets (comprising 40,000 Shares) during the three-month period ended March 31, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Number of Shares Redeemed	Average Price Paid per Share	Maximum number of shares that may yet be purchased
January 2026	10,000	$16.54	N/A
February 2026	20,000	$14.62	N/A
March 2026	20,000	$13.28	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S K of the 1933 Act) for the three-month period ended March 31, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 15, 2024
3.2**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on November 12, 2024
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on September 15, 2025
10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.3**	Coinbase Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.4**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on September 22, 2025
10.5**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.6**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.7**	Fund Accounting Servicing Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.8**	Sponsor Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.9**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on September 22, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Litecoin ETF
Date: May 13, 2026
	By:	/s/ Steven McClurg
Name: Steven McClurg
Title: Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
Name: Starr Frohlich
Title: Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.