Form 10-Q
period 2026-09-30
Canary Litecoin ETF
filed 2026-11-13
CIK 2039461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant had 910,000 shares outstanding as of November 9, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANARY LITECOIN ETF

Statements of Assets and Liabilities

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Investment in Litecoin, at value (Note 2)	$14,194,644	$6,966,111
Total Assets	$14,194,644	$6,966,111

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$6,887	$6,004
Total Liabilities	6,887	6,004
NET ASSETS	$14,187,757	$6,960,107

NET ASSETS CONSIST OF:
Paid-in capital	$17,111,176	$8,815,984
Total distributable earnings (accumulated deficit)	(2,923,419)	(1,855,877)
Net Assets	$14,187,757	$6,960,107

Net Asset Value (Unlimited shares authorized):
Net Assets	$14,187,757	$6,960,107
Shares Outstanding^	880,000	370,000
Net Asset Value, Offering and Redemption Price per Share	$16.12	$18.81

Investment in Crypto Currency, at cost	$15,050,021	$8,808,759

^	No Par Value.

See accompanying notes to financial statements.

CANARY LITECOIN ETF

Schedule of Investment (Unaudited)

September 30, 2026

Investment - 100.0%	Quantity	Fair Value
Crypto Currency - 100.0%
Litecoin	214,247	$14,194,644
TOTAL CRYPTO CURRENCY (Cost $15,050,021)	214,247	14,194,644
TOTAL INVESTMENT - 100.0% (Cost $15,050,021)		14,194,644
Liabilities in Excess of Other Assets - (0.0)%(a)		(6,887)
TOTAL NET ASSETS - 100.0%		$14,187,757

Percentages are stated as a percent of net assets.

(a)	Represents less than 0.5% of total Net Assets.

See accompanying notes to financial statements.

CANARY LITECOIN ETF

Schedule of Investment

December 31, 2025

Investment - 100.1%	Quantity	Fair Value
Crypto Currency - 100.1%
Litecoin	90,747	$6,966,111
TOTAL CRYPTO CURRENCY (Cost $8,808,759)	90,747	6,966,111
TOTAL INVESTMENT - 100.1% (Cost $8,808,759)		6,966,111
Liabilities in Excess of Other Assets - (0.1)%		(6,004)
TOTAL NET ASSETS - 100.0%		$6,960,107

Percentages are stated as a percent of net assets.

See accompanying notes to financial statements.

CANARY LITECOIN ETF

Statements of Operations

	For the Three Months Ended September 30, 2026 (Unaudited)*	For the Nine Months Ended September 30, 2026 (Unaudited)*
Expenses:
Sponsor fees (Note 3)	$16,170	$46,846
Total Expenses	16,170	46,846
Sponsor fees waived (Note 3)	—	—
Net Expenses	16,170	46,846
Net Investment income (loss)	$(16,170)	$(46,846)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT

Net realized gain (loss) on:
Investment in crypto currency	$(1,270,547)	$(2,007,967)
Net change in unrealized appreciation (depreciation) of:
Investment in crypto currency	4,395,785	987,271

Net realized and unrealized gain (loss) on investment	3,125,238	(1,020,696)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,109,068	$(1,067,542)

*	No comparative periods have been presented as the initial share purchase date of the Trust was October 27, 2025.

See accompanying notes to financial statements.

CANARY LITECOIN ETF

Statements of Changes in Net Assets

	For the Three Months Ended September 30, 2026 (Unaudited)*	For the Nine Months Ended September 30, 2026 (Unaudited)*
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$(16,170)	$(46,846)
Net realized gain (loss) on investment	(1,270,547)	(2,007,967)
Net change in unrealized appreciation (depreciation) of investment	4,395,785	987,271
Net increase (decrease) in net assets resulting from operations	3,109,068	(1,067,542)

CAPITAL SHARE TRANSACTIONS
Shares sold	6,957,091	10,735,182
Shares redeemed	(1,180,070)	(2,439,990)
Net increase (decrease) in net assets from capital share transactions	5,777,021	8,295,192
Total increase (decrease) in net assets	8,886,089	7,227,650

NET ASSETS
Beginning of Period	5,301,668	6,960,107
End of Period	$14,187,757	$14,187,757

*	No comparative periods have been presented as the initial share purchase date of the Trust was October 27, 2025.

See accompanying notes to financial statements.

Canary Litecoin ETF

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2026 (Unaudited)

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

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of Litecoin (“LTC”) held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of LTC. In seeking to achieve its investment objective, the Trust holds LTC and establishes its net asset value (“NAV”) on each business day by reference to the CoinDesk Litecoin Benchmark 60m NY Rate (the “Pricing Benchmark”). The Pricing Benchmark is calculated by CoinDesk Indices (the “Benchmark Provider”) based on a 60-minute time-weighted average price of the CoinDesk Litecoin Benchmark Rate (the “Underlying Index”), which is an aggregation of executed trade flow of major LTC trading platforms (“Constituent Platforms”). The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

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

The following table presents information about the Trust’s assets measured at fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2026 (Unaudited)
Assets
Investment in LTC	$14,194,644	$—	$—	$14,194,644
December 31, 2025
Assets
Investment in LTC	$6,966,111	$—	$—	$6,966,111

There were no transfers between levels for the nine months ended September 30, 2026 or for the period from October 27, 2025 (initial share purchase date) through December 31, 2025.

The following tables summarize activity in LTC for the nine months ended September 30, 2026 and for the period from October 27, 2025 (initial share purchase date) through December 31, 2025:

	LTC	Fair Value
Beginning balance as of January 1, 2026	90,747	$6,966,111
LTC purchased	43,857	3,076,183
LTC sold for the redemption of Shares	(39,044)	(2,038,810)
LTC contributed in-kind for the creation of Shares	126,845	7,659,163
LTC distributed in-kind for the redemption of Shares	(7,333)	(401,181)
LTC transferred to pay the Sponsor fee	(825)	(46,126)
Net change in unrealized appreciation (depreciation) in LTC	—	987,271
Net realized gain (loss) on investment in LTC transferred to pay Sponsor fee	—	(35,853)
Net realized gain (loss) on investment in LTC sold for redemptions	—	(1,972,114)
Ending balance as of September 30, 2026 (Unaudited)	214,247	$14,194,644

	LTC	Fair Value
Beginning balance as of October 27, 2025	—	$—
LTC purchased	58,941	5,706,944
LTC contributed in-kind for the creation of Shares	31,885	3,111,391
LTC distributed in-kind for the redemption of Shares	—	—
LTC transferred to pay the Sponsor fee	(79)	(6,966)
Net change in unrealized appreciation (depreciation) in LTC	—	(1,842,648)
Net realized gain (loss) on investment in LTC transferred to pay Sponsor fee	—	(2,610)
Ending balance as of December 31, 2025	90,747	$6,966,111

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

(b) Administrator, Custodians and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator” and “Transfer Agent”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”) and BitGo Bank & Trust, N.A. (the “BitGo Custodian” and together with Coinbase Custodian, the “Custodians”) serve as the Trust’s Custodians. Under the Coinbase Custodial Services Agreement and the BitGo Custodial Services Agreement, the Custodians are responsible for safekeeping all the Trust’s LTC allocated to each of the Custodians. The Custodians were selected by the Sponsor. The Sponsor is responsible for opening accounts with the Custodians that will hold the Trust’s LTC (the “LTC Accounts”), as well as facilitating the transfer or sale of LTC required for the operation of the Trust. U.S. Bank, N.A., an affiliate of the Administrator and Transfer Agent serves as the cash custodian for the Trust (the “Cash Custodian”). The Cash Custodian is responsible for safekeeping all cash and other non-LTC assets of the Trust.

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

Share activity for the three and nine months ended September 30, 2026 was as follows:

	Three Months Ended September 30, 2026 (Unaudited)*		Nine Months Ended September 30, 2026 (Unaudited)*
	Number of Shares	Value of Shares	Number of Shares	Value of Shares
Creations	460,000	$6,957,091	700,000	$10,735,182
Redemptions	(100,000)	(1,180,070)	(190,000)	(2,439,990)
Net change in Shares created and redeemed	360,000	$5,777,021	510,000	$8,295,192

*	No comparative periods have been presented as the initial share purchase date of the Trust was October 27, 2025.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended September 30, 2026 (Unaudited)*	Nine Months Ended September 30, 2026 (Unaudited)*
Net Asset Value, Beginning of Period	$10.20	$18.81
Net Investment Income (Loss)(a)	(0.03)	(0.10)
Net Realized and Unrealized Gain (Loss) on Investment(b)	5.95	(2.59)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	5.92	(2.69)
Net Asset Value, End of Period	$16.12	$16.12
Market Value Per Share(c)	$16.12	$16.12
Total Return at Net Asset Value(d)	58.13%	-14.29%
Total Return at Market Value(c)(d)	58.13%	-14.14%

Ratios to Average Net Assets:(e)
Expense Ratio	0.95%	0.95%
Net Investment Income (Loss)	-0.95%	-0.95%

*	No comparative periods have been presented as the initial share purchase date of the Trust was October 27, 2025.

(a)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.

(b)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.

(c)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.

(d)	Not annualized.

(e)	Annualized.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust's operations are supported by its Sponsor. As of September 30, 2026, the Sponsor did not own any Shares of the Trust.

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

Results of Operations*

Three Months Ended September 30, 2026

The Trust’s net asset value increased from $5,301,668 at June 30, 2026, to $14,187,757 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 520,000 at June 30, 2026, to 880,000 at September 30, 2026, as a result of 460,000 Shares being created and 100,000 Shares being redeemed during the quarter, and an increase in the value of LTC, which appreciated 58.51% from $41.80 at June 30, 2026, to $66.26 at September 30, 2026.

The net asset value per Share increased 58.13% from $10.20 at June 30, 2026, to $16.12 at September 30, 2026.

The net asset value per Share of $17.33 at September 24, 2026, was the highest during the quarter, compared with a low of $10.35 at July 1, 2026.

The increase in net assets from operations for the quarter ended September 30, 2026, was $3,109,068, resulting from a net change in unrealized appreciation/depreciation on the Trust’s LTC investment of $4,395,785, realized losses on the disposition of LTC of $(1,270,547), and Sponsor Fees incurred of $16,170.

Nine Months Ended September 30, 2026

The Trust’s net asset value increased from $6,960,107 at December 31, 2025, to $14,187,757 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 370,000 at December 31, 2025, to 880,000 at September 30, 2026, as a result of 700,000 Shares being created and 190,000 Shares being redeemed during the nine-month period, and a decrease in the value of LTC, which depreciated -13.68% from $76.76 at December 31, 2025, to $66.26 at September 30, 2026.

The net asset value per Share decreased -14.29% from $18.81 at December 31, 2025, to $16.12 at September 30, 2026.

The net asset value per Share of $20.59 at January 5, 2026, was the highest during the nine-month period, compared with a low of $9.72 at June 24, 2026.

The decrease in net assets from operations for the nine months ended September 30, 2026, was $(1,067,542), resulting from a net change in unrealized appreciation/depreciation on the Trust’s LTC investment of $987,271, realized losses on the disposition of LTC of $(2,007,967), and Sponsor Fees incurred of $46,846.

* No comparative periods have been presented as the initial share purchase date of the Trust was October 27, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to “Smaller Reporting Companies,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 10 Baskets (comprising 100,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Number of Shares Redeemed	Average Price Paid per Share	Maximum number of shares that may yet be purchased
July 2026	40,000	$10.58	N/A
August 2026	20,000	$12.17	N/A
September 2026	40,000	$12.83	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description

3.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (FileNo. 333-282643) filed on October 6, 2025
3.2**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust's Registration Statement on Form S-1 (File No. 333-282643) filed on October 15, 2024
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust's Registration Statement on Form S-1 (File No. 333-282643) filed on September 15, 2025
10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.3**	Coinbase Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.4**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on September 22, 2025
10.5**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.6**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.7**	Fund Accounting Servicing Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.8**	Sponsor Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.9**	Cash Custody Agreement (Custodian Agreement), incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on October 7, 2025
10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-282643) filed on September 22, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Litecoin ETF

Date: November 13, 2026
	By:	/s/ Steven McClurg
	Name:	Steven McClurg
	Title:	Chief Executive Officer (Principal Executive Officer)*

	By:	/s/ Starr Frohlich
	Name:	Starr Frohlich
	Title:	Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.